Form 10-K
period 2021-03-31
Nissan Auto Lease Trust 2019-A
filed 2021-06-29
CIK 1771458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

NISSAN MOTOR ACCEPTANCE COMPANY LLC

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

Registrant has no common equity outstanding held by non-affiliates.

PART I

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 1. Business.

(B)	Item 1A. Risk Factors.

(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.

Item	1B. Unresolved Staff Comments.

Nothing to report.

Item	4. Mine Safety Disclosures.

Nothing to report.

PART II

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. [Reserved]

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

Item	9B. Other Information.

Nothing to report.

PART III

The	following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

PART IV

Item	15. Exhibits and Financial Statement Schedules.

(a)(1)	Not applicable.

(a)(2)	Not applicable.

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	The exhibits filed in response to Item 601 of Regulation S-K.

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Certificate of Formation of Nissan Auto Leasing LLC II (“NALL II”) (incorporated by reference to Exhibit 3.1 of Form SF-3, dated February 26, 2016, and filed by NALL II, as depositor (the “Depositor”) with the SEC on February 26, 2016, File No. 333-209768)

3.2	Limited Liability Company Agreement of NALL II (incorporated by reference to Exhibit 3.2 of Form SF-3, dated February 26, 2016, and filed by the Depositor with the SEC on February 26, 2016, File No. 333-209768)

4.1	Indenture, dated as of April 15, 2019, by and between the Issuing Entity, and U.S. Bank National Association (“U.S. Bank”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 16, 2019, File No. 333-209768-07)

10.1	Agreement of Definitions, dated as of April 15, 2019, by and among the Issuing Entity, NILT Trust, as grantor and UTI Beneficiary, Nissan-Infiniti LT (the “Titling Trust”), Nissan Motor Acceptance Corporation (“NMAC”), in its individual capacity, as servicer and administrative agent, NALL II, NILT, Inc., as trustee, Wilmington Trust, National Association, as owner trustee (the “Owner Trustee”), WTC, as Delaware trustee, and U.S. Bank, as trust agent and Indenture Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated April 16, 2019, File No. 333-209768-07)

10.2	2019-A SUBI Supplement, dated as of April 15, 2019, by and among NILT Trust, as grantor and UTI Beneficiary, NMAC, as servicer, NILT, Inc., as trustee, WTC, as Delaware trustee, and U.S. Bank, as trust agent (incorporated by reference to Exhibit 10.2 of Form 8-K, dated April 16, 2019, File No. 333-209768-07)

10.3	2019-A SUBI Servicing Supplement, dated as of April 15, 2019, by and among the Titling Trust, NILT Trust, as UTI beneficiary, and NMAC, as servicer (incorporated by reference to Exhibit 10.3 of Form 8-K, dated April 16, 2019, File No. 333-209768-07)

10.4	Amended and Restated Trust Agreement for the Issuing Entity, dated as of April 15, 2019, by and between NALL II, as transferor (the “Transferor”) and the Owner Trustee (incorporated by reference to Exhibit 10.4 of Form 8-K, dated April 16, 2019, File No. 333-209768-07)

10.5	Trust Administration Agreement, dated as of April 15, 2019, by and among the Issuing Entity, NMAC, as administrative agent, the Transferor, and the Indenture Trustee (incorporated by reference to Exhibit 10.5 of Form 8-K, dated April 16, 2019, File No. 333-209768-07)

10.6	SUBI Certificate Transfer Agreement, dated as of April 15, 2019, by and between NILT Trust, as transferor, and NALL II, as transferee (incorporated by reference to Exhibit 10.6 of Form 8-K, dated April 16, 2019, File No. 333-209768-07)

10.7	Trust SUBI Certificate Transfer Agreement, dated as of April 15, 2019, by and between NALL II, as transferor and the Issuing Entity, as transferee (incorporated by reference to Exhibit 10.7 of Form 8-K, dated April 16, 2019, File No. 333-209768-07)

10.8	Asset Representations Review Agreement, dated as of April 15, 2019, among the Issuing Entity, NMAC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.8 of Form 8-K, dated April 16, 2019, File No. 333-209768-07)

10.9	Amended and Restated Trust and Servicing Agreement for the Titling Trust, dated August 26, 1998, among NILT Trust, as grantor and UTI beneficiary, NMAC, as servicer, NILT, Inc., as trustee, WTC, as Delaware trustee, and U.S. Bank, as trust agent (incorporated by reference to Exhibit 4.3 of Form S-3, dated May 18, 2006, and filed by the Depositor with the SEC on May 18, 2006, File No. 333-134238)

10.10	Servicing Agreement, dated as of March 1, 1999, among the Titling Trust, NILT Trust, as UTI beneficiary, and NMAC, as servicer (incorporated by reference to Exhibit 4.5 of Form S-3, dated May 18, 2006, and filed by the Depositor with the SEC on May 18, 2006, File No. 333-134238)

10.11	First Amendment to Servicing Agreement dated as of January 3, 2001, among the Titling Trust, NILT Trust, as UTI beneficiary, and NMAC, as servicer (incorporated by reference to Exhibit 4.6 of Form S-3, dated May 18, 2006, and filed by the Depositor with the SEC on May 18, 2006, File No. 333-134238)

10.12	Amended and Restated Trust Agreement for NILT Trust, dated March 1, 1999, among NMAC, as grantor and beneficiary, U.S. Bank, as trustee, NMAC, as administrator, and WTC, as Delaware trustee (incorporated by reference to Exhibit 4.9 of Form S-3, dated May 18, 2006, and filed by the Depositor with the SEC on May 18, 2006, File No. 333-134238)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)

33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Company LLC

33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Company LLC

(c)	Not applicable.

Item	16. Form 10-K Summary.

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

Item 1122 of Regulation AB. Compliance with applicable Servicing Criteria.

Nissan Motor Acceptance Company LLC (the “Servicer”) and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which Attestation Reports are also attached as exhibits to this Form 10-K. None of the Assessment Reports or the related Attestation Reports has identified any material instance of noncompliance with the servicing criteria applicable to the Servicing Parties.

Item 1123 of Regulation AB. Servicer Compliance Statement.

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

NISSAN AUTO LEASE TRUST 2019-A

By:	Nissan Motor Acceptance Company LLC,
as servicer

By:	/s/ Kevin J. Cullum
Kevin J. Cullum
President and Chief Executive Officer
(senior officer in charge of the servicing function)

Date:    June 29, 2021

S-1